Form 10QSB
period 2000-06-30
PEPPERCORN INDUSRIAL CORP
filed 2000-08-25
CIK 1100908

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending June 30, 2000

                         Commission File No. 0000-29155

                       Peppercorn Industrial Corporation
                       ---------------------------------
                              A Nevada corporation

                                   88-0350345
                    ---------------------------------------
                    (I.R.S. Employer Identification Number)

                   2102 N. Donner Ave., Tucson, Arizona 85749

              Registrant's telephone number, including area code:
              ---------------------------------------------------
                                 (520) 577-1516

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                       Outstanding as of July 31, 2000
----------------------------            --------------------------------
$.001 Par Value Common Stock                    1,000,000 SHARES

                                     PART I

This Report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts.

                          ITEM 1. FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Peppercorn Industrial Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Reviewed, interim financial statements are presented including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet.

                         INDEPENDENT ACCOUNTANT'S REPORT

Peppercorn Industrial Corporation
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Peppercorn Industrial Corporation (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six months, and cash flows for the three month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                Respectfully submitted

                                 /s/ Robison, Hill & Co.
                                ------------------------------
                                Certified Public Accountants

Salt Lake City, Utah
July 21, 2000

                        PEPPERCORN INDUSTRIAL CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                 June 30      December 31
                                   2000          1999

Assets:                           $    -       $    -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable &
  Accrued Expenses                $  100       $    -
    Total Liabilities                100            -

Shareholders' Equity:
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at
   June 30, 2000
   and December 31, 1999           1,000        1,000
 Paid-In Capital                   1,315          335

 Retained Deficit                 (1,200)      (1,200)

 Deficit Accumulated During the
  Development State               (1,215)        (135)

  Total Stockholders' Equity        (100)      $    -

 Total Liabilities and
   Shareholders' Equity           $    -       $    -

See accompanying notes and accountants' report.

                        PEPPERCORN INDUSTRIAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                 For the three months ended
                       ended June 30,
                       2000       1999

Revenues              $   -        $   -

Expenses                100            -

  Net Loss            $(100)       $   -

Basic & Diluted
  loss per share      $   -        $   -



                                                 Cumulative
                                                   since
                    For the six months ended    inception of
                         ended June 30,          development
                        2000        1999           stage


Revenues              $     -      $    -        $     -

Expenses                1,080         135          1,215

  Net Loss            $(1,080)     $ (135)       $(1,215)

Basic & Diluted
  loss per share      $     -      $    -


See accompanying notes and accountants' report.

                        PEPPERCORN INDUSTRIAL CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                     Cumulative
                                                    since July 12,
                                                        1999
                          For the six months ended   inception of
                                ended June 30,       development
                               2000        1999        stage

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                     $(1,080)      $(135)    $(1,215)
Increase (Decrease) in
 Accounts Payable               100          135        (100)
Net Cash Used in
 Operating activities          (980)           -      (1,315)

CASH FLOWS FROM

INVESTING ACTIVITIES:
Net Cash provided by

 Investing activities             -            -           -

CASH FLOWS FROM

FINANCING ACTIVITIES:
Capital contributed

 By shareholder                 980            -       1,315
Net Cash provided by
 Financing activities           980            -       1,315

Net (Decrease) in

 Cash and Cash Equivalents        -            -           -
Cash and Cash Equivalents
 At Beginning of Period           -            -           -
Cash and Cash Equivalents
 At End of Period             $   -        $   -        $  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                     $   -        $   -        $  -
 Franchise and income taxes   $   -        $   -        $285

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None


See accompanying notes and accountants' report.

                        PEPPERCORN INDUSTRIAL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Peppercorn Industrial Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on December 18, 1995. The Company ceased all operating activities during the period from December 18, 1995 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                          Per-Share
                                     Income    Shares       Amount
                                     ------     ------      ------
                                  (Numerator) (Denominator)

          For the three months ended June 30, 2000:
Basic Loss per Share
Loss to common shareholders
                                    $ (100)    1,000,000     $ -

          For the six months ended June 30, 2000:
Basic Loss per Share
Loss to common shareholders
                                    $(1,080)  1,000,000     $ -

          For the three months ended June 30, 1999:
Basic Loss per Share
Loss to common shareholders
                                    $    -     1,000,000     $ -

          For the six months ended June 30, 1999:
Basic Loss per Share
Loss to common shareholders
                                    $  (135)   1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the June 30, 2000 presentation.

NOTE 2 - INCOME TAXES

     As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

NOTE 5 - STOCK SPLIT

     On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changes the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common stock and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Peppercorn Industrial Corporation, a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the period ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses for the period ended June 30, 2000 in the amount of $100.

The Company recorded net income loss of $100 for the three months ended June 30, 2000 compared to $0 loss for the comparable period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $100 at June 30, 2000 with a net working capital deficit of $135 at December 31, 1999.

Net stockholders' deficit in the Company was $100 as of June 30, 2000 and $0 at December 31, 1999.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2000.

Peppercorn Industrial Corporation


     /s/ Michael K. Graye
   ---------------------------
     Michael K. Graye
     August 14, 2000
     President and Director


                                  EXHIBIT INDEX

Exhibit No.        Page No.         Description

  27               12          Financial Data Schedule