Form 10QSB
period 2000-09-30
VINEX WINES INC
filed 2000-12-07
CIK 1100908

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2000

Commission File No. 0000-29155

VINEX WINES, INC.
Formerly known as
Peppercorn Industrial Corporation
A Nevada corporation      88-0350345

(I.R.S. Employer Identification Number)

117 East 57th Street, Suite 44b, New York, NY 10022

Registrant's telephone number, including area code:
(212) 751-5363

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

     Class             Outstanding as of November 1, 2000
$.001 Par Value Common Stock          6,000,000 SHARES


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


          ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to VINEX
WINES, INC., formerly known as Peppercorn Industrial
Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Reviewed, interim financial statements are presented including a balance sheet for the Company as of the quarter ended
September 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet.

INDEPENDENT ACCOUNTANT'S REPORT

Vinex Wines, Inc.
(formerly Peppercorn Industrial Corporation)
(A Development Stage Company)

	We have reviewed the accompanying balance sheets of Vinex Wines Inc. (formerly Peppercorn Industrial
Corporation) (a development stage company) as of September
30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the three month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                Respectfully submitted

                                 /s/ Robison, Hill & Co.
                                Certified Public Accountants
Salt Lake City, Utah
November 8, 2000
     F-1


VINEX WINES, INC.
(formerly Peppercorn Industrial Corporation)
(A Development Stage Company)
BALANCE SHEETS

                                September 30  December 31
                                   2000          1999
ASSETS:                            $  -         $  -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                   $250        $  -
    Total Liabilities                250           -

Shareholders' Equity:
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 6,000,000 shares at September 30, 2000
  and 1,000,000 Shares at December 31, 1999
                                   6,000        1,000

 Paid-In Capital                   1,415          335

 Retained Deficit                 (1,200)      (1,200)

 Deficit Accumulated During the
  Development State               (6,465)        (135)

  Total Stockholders' Equity        (250)         $  -

 Total Liabilities and
   Shareholders' Equity             $  -         $  -

     F-2
See accompanying notes and accountants' report.


VINEX WINES, INC.
(formerly Peppercorn Industrial Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                    For the three months
                     ended September 30,
                       2000       1999

Revenues              $   -        $   -

Expenses:
 General & Administrative
                        250            -
  Net Loss from operations
                      $(250)       $   -
Other Expenses:
 Write-Down of Purchased
  Goodwill            5,000            -

  Net Loss          $(5,250)           -
Basic & Diluted loss per share
                      $   -        $   -

                                            Cumulative
                                           Since October
                                             20, 1999
                     For the nine months   inception of
                     ended September 30,    development
                       2000       1999        stage


Revenues              $   -        $   -        $    -

Expenses:
 General & Administrative
                      1,330            -         1,465

  Net Loss from Operations
                    $(1,330)       $   -       $(1,465)
Other Expenses:
 Write-Down of Purchased
  Goodwill            5,000            -         5,000

  Net Loss          $(6,330)           -       $(6,465)
Basic & Diluted loss per share
                      $   -        $   -

     F-3
See accompanying notes and accountants' report.


VINEX WINES, INC.
(formerly Peppercorn Industrial Corporation)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                   Cumulative
                                                since October
                                                   20, 1999
                            For the nine months   inception of
                             ended September 30,   development
                              2000       1999        stage

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                     $(6,330)      $   -     $(6,465)
Non Cash Expense               5,000           -       5,000
Increase (Decrease) in
 Accounts Payable                250           -          50
Net Cash Used in
 Operating activities         (1,080)          -      (1,415)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities             -            -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder               1,080            -       1,415
Net Cash provided by
 Financing activities         1,080            -       1,415

Net (Decrease) in
 Cash and Cash Equivalents        -            -           -
Cash and Cash Equivalents
 At Beginning of Period           -            -           -
Cash and Cash Equivalents
 At End of Period             $   -        $   -        $  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                     $   -        $   -        $  -
 Franchise and income taxes   $   -        $   -        $285

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None

     F-4
See accompanying notes and accountants' report.


VINEX WINES, INC.
(formerly Peppercorn Industrial Corporation)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     This summary of accounting policies for Vinex
Wines, Inc. (formerly Peppercorn Industrial
Corporation) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of September
30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on December 18, 1995. The Company ceased all operating activities during the period from December 18, 1995 to October 20, 1999 and was considered dormant. On August 11, 2000, the Company merged with Vinex Wines, Inc., and changes its name to Vinex Wines, Inc. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The
Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)
        For the three months ended September 30, 2000:
Basic Loss per Share
Loss to common shareholders
                  $ (5,250)    1,934,066     $ -

        For the nine months ended September 30, 2000:
Basic Loss per Share
Loss to common shareholders
                  $ (6,330)    1,934,066     $ -

        For the three months ended September 30, 1999:
Basic Loss per Share
Loss to common shareholders
                  $      -     1,000,000     $ -

        For the nine months ended September 30, 1999:
Basic Loss per Share
Loss to common shareholders
                  $      -     1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the September 30, 2000 presentation.

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

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

NOTE 6 - MERGER

     On August 11, 2000, pursuant to a merger agreement between the Company and Vinex Wines, Inc., the Company issued 5,000,000 shares of commons stock in exchange for all the outstanding common stock of Vinex Wines, Inc. Pursuant to the merger agreement, the Company changes its name to Vinex Wines, Inc.

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

As used herein the term "Company" refers to VINEX
WINES, INC. formerly known as Peppercorn Industrial
Corporation, a Nevada corporation and its predecessors, unless the context indicates otherwise. As described in the Company's 8-K Report, VINEX and Peppercorn
Industrial Corporation entered into an Agreement and Plan of Merger dated June 12, 2000. VINEX was merged with and into Peppercorn Industrial Corporation in consideration of the issuance to VINEX shareholders of 5,000,000 shares of the Company's common stock.
Pursuant to the Agreement and Plan of Merger, the Company then changed its name to VINEX WINES, INC.
Pursuant to the Agreement and Plan of Merger, and by written Majority Consent of Shareholders, the existing
Board of Directors and officers resigned and Michael
Graye was appointed to the Board of Directors. In addition, Mr. Graye was elected to serve as President and Secretary and Mr. Charles Hong Lee was elected to serve as Vice President. At present, the Company does not have any substantial business activities but it is presently negotiating for the acquisition of wine processing companies outside of the United States.

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the period ended September 30, 2000 or 1999 because it had not yet had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended September 30, 2000 or 1999 because it had not yet had any business operations for the past three years. The Company had general and administrative expenses for the period ended September 30, 2000 in the amount of $250. In connection with the merger and issuance of 5,000,000 common shares to the shareholders of Vinex, the Company recorded a non-cash expense in the amount of $5,000 as a write down of purchased goodwill based on the par value of the stock issued.

The Company recorded net income loss of $5,250 for the three months ended September 30, 2000 compared to $0 loss for the comparable period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2000, the Company had total current assets of $0 as compared to $0 current assets at December 31, 1999. The Company had a net working capital deficit of $250 at September 30, 2000 with a net working capital deficit of $135 at December 31, 1999.

Net stockholders' deficit in the Company was $250 as of September 30, 2000 and $0 at December 31, 1999.


          PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
HOLDERS

On August 14, 2000, by written Majority Consent of
Shareholders, the existing Board of Directors and officers resigned and Michael Graye was appointed to the Board of Directors. In addition, Mr. Graye was elected to serve as President and Secretary and Mr.
Charles Hong Lee was elected to serve as Vice
President.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)      Exhibits. Exhibits required to be attached by
Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. A Reports on Form 8-K was filed on August 17, 2000 and September -, 2000 containing Item 1, Changes in Control of Registrant.


     SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of December, 2000.

VINEX WINES, INC.,
Formerly Peppercorn Industrial Corporation
/s/
   ---------------------------
     Michael Graye
     December 6, 2000
     President/CFO and Director



     EXHIBIT INDEX

Exhibit No.        Page No.         Description

  27               12          Financial Data Schedule



2

F - 13